Form 10-K
period 2000-12-31
VOCAL COMMUNICATIONS INCORP
filed 2001-04-17
CIK 1109745

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2000

Commission File No. 0-31363

Vocal Communications, Inc.
(Formerly known as Larsen International, Inc.)

Colorado	84-1365550

(State or other jurisdiction of	I.R.S. Employer Identification Number

incorporation or organization)

6359 E. Kathleen Road

Scottsdale, Arizona	85253

(Address of Principal Executive Offices)	(Zip Code)

480-951-4897
(Registrant’s telephone number, including area code)

Securities Registered pursuant to section 12(b) of the act:
None

Securities Registered pursuant to section 12(g) of the act:
Common Stock, $0.001 par value per share

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

      Yes - [  ]       No - [X]

      Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III if this form 10-K (SB) or any amendment to this Form 10-K (SB):

                [  ]

      As of April 16, 2001, there was no market for the registrant’s common stock nor had any public trading activity taken place. As of April 16, 2001, the registrant had 7,200,000 shares of common stock outstanding.

Vocal Communications, Inc.
2000 Annual Report on Form 10-KSB

Part I

Part I

Item 1. Business

      We make many statements in this annual report, such as statements regarding our plans, objectives, expectations and intentions, which are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as “believe”, “expect”, “anticipate”, “intend”, “plan” and similar expressions. These forward-looking statements involve several risks and uncertainties including our ability to obtain additional working capital, our current year operating loss, the general slowdown in the telecommunications industry and the uncertainty of the VoIP market. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in “Risk Factors” and elsewhere in this annual report. These forward-looking statements speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business addressed in this annual report.

Overview

      Vocal Communications, Inc. (“Vocal”), the registrant, was previously known as Larsen International, Inc. (“Larsen”), a Colorado corporation incorporated in December of 1996. Vocal Investor Financial, Corp. (“VIFC”), a Nevada corporation incorporated in July of 2000, acquired Larsen pursuant to an acquisition agreement, (the “Acquisition Agreement”) dated December 6, 2000, between VIFC, Larsen, the shareholders of Larsen and Sandringham Investments Limited (“Sandringham”). In accordance with the Acquisition Agreement, VIFC acquired all of the outstanding common stock of Larsen, except for 100,000 shares of common stock provided to Sandringham for services rendered in connection with the acquisition. As disclosed in Item-1 of Form 10-SB/a filed December 13, 2000, Larsen had not commenced any operations prior to entering into the Acquisition Agreement, and its business plan had been to acquire one or more properties or businesses by purchase, merger, exchange of stock or other means. Since its inception in July of 2000, VIFC has been a development stage entity. Subsequent to the acquisition, VIFC merged with and into Larsen, and in connection with the merger changed its name to Vocal Communications, Inc.

      Vocal is a communication solutions company specializing in providing audio, voice enabled applications over the internet (“VoIP”), including direct pc to pc, pc to phone, and phone to pc solutions. The products and services provided by Vocal give corporations and organizations the ability to communicate financial reports, executive and other staff changes, product updates, or other pertinent marketing or corporate information in a personalized real-time interactive format. Vocal is currently developing a suite of software applications designed to enhance the internal and externally focused communication efforts of small and medium enterprises (sme’s), and small and mid-cap public corporations. Our Vocal “Suite” of products is being designed to contain full-duplexing technology, meaning that two people may talk at the same time as in a standard telephone conversation. Vocal’s VoIP technology is being designed to also be firewall-friendly allowing our products to operate behind corporate firewalls thereby allowing anyone to talk to anyone at anytime, including multi-party conversations.

      Through strategic partnerships and alliances with key technology providers and through the development of proprietary integration process applications, we plan on offering a variety of tools designed to provide corporations with new and innovative channels for the relay of time sensitive information to multiple viewers and listeners. Companies wanting to reduce costs associated with regulatory compliance, fair disclosure, investor relations, conferencing, sales, distribution, employee training, corporate research, and interactive marketing research are expected to be able to find genuine incremental value in the portfolio of diversified services that are intended to be offered by Vocal.

Strategy

      Initially we intend to develop and offer a core group of internal and external focused communication services to corporate clients. Our service offerings are expected to be built around the common goal of establishing solid “recurring” revenue streams. These core services, initially focused on assisting corporations communicate in the areas of sales & marketing, investor relations, public relations, internal collaboration, and distance learning are currently being tested in a prototype environment and include corporate event broadcasting, marketing & promotion solutions, and interactive customer service solutions. We expect our services to be released in phases to correspond with technology development and client demand.

	Service Group	Service Name & Corporate Application

1.	Vocal Business Events	VocalLIVE – Platform for live business events and presentations
VocalCAST – Broadcasting/webcasting solution – unlimited listeners in a playerless environment
VocalROOMS – Interactive meeting and conference rooms
VocalTRAINING – Interactive platform for learning and product training sessions

2.	Vocal Marketing Solutions	VocalSITE – Investor Relations websites, profiling of companies VocalPRESS – Text and voice dissemination service VocalMARKETING – voice enhanced marketing collateral, advertising solutions.

3.	Vocal Support	VocalCONTACT – Interactive platform for customer service – including ecalling and instant messaging applications

1. Vocal Business Events

      Our “Vocal” Business Event center is being designed to use the power of VoIP and streaming media to provide corporations with cost effective solutions as they seek to communicate with geographically dispersed vendors, customers, employees, and investors. Our conferencing services are being designed to integrate seamlessly into existing websites to provide live, archived, moderated or un-moderated environments for internal and external focused communication events. Stand-alone services in this grouping should include:

•	VocalLIVE – Platform for live business events and presentations

•	VocalCAST – Broadcasting/webcasting solution – unlimited listeners in a playerless environment

•	VocalROOMS – Interactive meeting and conference rooms

•	VocalTRAINING – Interactive platform for learning and product training sessions

Features of Vocal Business Events

      Vocal Business Events are intended to provide a more integrated, intuitive, and efficient experience than a traditional conference call — participants can see who is online, who is talking, and who would like to speak next. This firewall friendly solution would appear optimal for corporate customer meetings, analyst calls, press conferences, earnings reports, corporate updates, shareholder meetings, sales presentations and many other corporate events.

      Speakers are expected to be able to project slides, charts, pictures, and other visual aids onto the screens of all members who are logged into the session. Audience members should be able to hear the speaker and see presentation materials in real time. Audience members that wish to ask questions would then be queued by the Voice software and asked to speak by the moderator when the presenter is ready. Vocal Business Events is being designed to give the speaker a captive audience and a direct link with prospective investors, customers, suppliers, co-workers, etc.

      Vocal intends that all meetings and live presentations will have the ability to be recorded and archived for future dissemination, and an opt-in process logs all event participants to provide targeted follow-up data to corporate clients. In addition, we feel the following benefits that are being designed into our business events will allow us to provide a broad range of services to our selected market:

Anticipated Efficiency	•Web interfaces which should allow host to run teleconference in a more efficient manner

• Host is expected to be able to moderate and control the conference by seeing who is participating and through the monitoring of question queue’s

Expected	• Supports both PC and phone participants

Flexibility	• PC participants use single phone line for both Web and voice traffic

• PC participants quickly and easily join a conference without dialing a phone number or access code

Intended	• Phone participant dial-in and conference host dial-out capabilities

Scalable and	•Supports large-scale conferences

Archivable	•Conference record/playback using player-less technology

Functional Versatility – other applications	•Virtual Presentations to anyone, anywhere using synched audio and visual aids e.g. PowerPoint slides

•Live demonstration of products and services with real time vocal client interaction

• Moderated corporate training and/or e-Learning

• Application sharing and document editing capabilities

• Remote control web support and web tours

• Teleconferencing to enhance the meeting environment

• E-Learning solutions using push technology to facilitate training/education

2. Vocal Marketing Solutions

      Vocal solutions are being designed to specialize in direct pc to pc, pc to phone and phone to pc audio and voice marketing applications. All solutions are intended to be hosted on our servers, with statistics and results available in real-time via the Internet. Stand-alone services in this group are expected to include:

•	VocalSITE – Investor Relations websites, profiling of companies

•	VocalPRESS – Text and voice dissemination service

•	VocalMARKETING – voice enhanced marketing collateral, advertising, email solutions

Investor Relations Microsites

      Corporations seeking to gain additional Investor Relations exposure are expected to be provided with a 1-page micro-site showcasing their corporate profile, current press releases, calendar of events, and other relevant information. These sites should provide the platform for the sale of paid services including vocal business events, marketing solutions, and customer service/IR communication services.

Event Promotion, Press Related Services

       We expect to develop a large investor network interested in hearing messages about solid investment opportunities or newsworthy corporate events. We intend to develop a facility by which corporations should be able to get their message(s) out to a list of interested investor network members, and access the company’s partner network through strategic 3rd party relationships that we intend to develop.

Voice enabled advertising solutions

      Our voice enabled advertising banners and marketing collateral are intended to draw attention to an upcoming corporate event or a particular product or service.

Voice enhanced email solutions

      Company representatives are intended to be able to quickly and easily personalize customer support and facilitate client communication and investor inquiries with recorded messages. They are intended to be able to route and manage voice-enhanced emails within their existing backend infrastructures. Voice is added as a link, not an attachment, to email correspondence from PC, phone or mobile phone. This functionality is intended to be useful for internal and external corporate communications.

3. Vocal Support

      Our VoIP customer support solutions is intended to provide cost-effective alternatives to traditional communication methods, dramatically decreasing the need for costly toll free telephone and courier services. Through the use of our one-to-one solutions, customer service representatives are intended to have the capability to use real voice over the Internet and push technology to support and educate clients in need of assistance. Stand-alone services in this grouping include:

•	VocalCONTACT – Interactive platform for customer service including ecalling and instant messaging applications

Ecalling applications

      We intend to be able to provide Ecalling capabilities for customer service professionals enabling one-click access to customers/Investors via landline phones, mobile phones and PCs. The service is being designed to be flexible and add efficiency to the communication process through the following benefits:

•	Facilitates on-demand multi-point conferencing

•	Contains call-forwarding functionality

•	Presence detection feature lets users know if people are there and available BEFORE they call

•	Service is ideal for impromptu conferences and increased communication with remote offices

•	No additional software needed by target contacts – only a standard Web browser required

      Instant Messaging – Click2Chat Voice Rooms

      Our click2chat messaging solution is intended to allow corporations to provide critical real-time customer service to all investor inquiries through the use of one-click voice rooms. With access directly from any webpage, participants are intended to be able to join voice rooms while simultaneously using voice and text chat features to make their inquiries. The system is being designed to monitor the operator’s availability and route the user to either the voice communicator for direct contact or to an “operator offline” web page.

      The voice rooms intended to be customizable in style, are expected to be co-branded to reflect the look and feel of the client’s website, and allow unlimited users per individual room. For privacy purposes, our voice rooms will be designed to give corporate partner’s complete privacy and protection against any third party intruders through a secure login procedures.

Sales and Marketing

      Vocal’s sales efforts are expected to be structured to target small and medium enterprises (sme’s) and small and mid-cap public corporations. Management envisions that our marketing strategy will be structured to incorporate a traditional multi-tiered “demand pull” marketing strategy designed to be transportable to and effective on both new and traditional media/channels. Management is dedicated to pursuing aggressive sales and marketing strategies in order to acquire corporate customers, and create brand awareness tied to our capabilities. Initially, telemarketing, needs analysis identification, consultative sales, revenue partnerships, networking, direct response, focus groups, and direct e-mail are intended to be the primary vehicles for generating corporate and organizational customers. In addition, we plan to participate in industry conferences, trade shows and other events to gain exposure for our communication services.

Fulfillment

      “Vocal” service offerings will be designed to be facilitated in a “turn-key” manner through our corporate website using various automated processes designed to reduce the implementation time and cost for participating public and private corporations. These fulfillment processes are currently being developed by our technical staff in cooperation with third party VoIP developers and technology providers.

      Through the use of application templates, companies are expected to be able to select from a range of customization to offer company information, live events, presentations, archived events, and voice (VoIP) enhanced marketing and customer service solutions for their own web site or communication applications. This private label approach can create a distinct look and feel for any web site or application, and may provides a dynamic and interactive environment customizable to each individual client’s needs. The Vocal technical staff will guide client implementation, providing consultative assistance for all applications and communication services delivered to clients.

      In an effort to maximize the exposure of our services, management has decided to create fulfillment destinations for various segments of our target market. Vocalinvestor.com, the first of such branded fulfillment centers, is designed to utilize Vocal’s communication tools to demonstrate and sell software applications to corporate clients as they seek to better communicate with the investment community. In addition, all companies desiring enhanced market exposure are expected to have the opportunity to be profiled on Vocalinvestor.com, giving them access to our existing investor network and affiliated investment related/co-hosted web sites. The site is also being designed to be accessible by the general investment community, and is being designed to serve as a comprehensive resource for Investment professionals seeking access to time sensitive information from North American, Asian, and European markets.

Expansion Opportunities

      Vocal’s goal is to become a global service provider of communications solutions. We are planning future releases of German, Dutch and Cantonese versions of our corporate solutions in order to maximize the utilization of our VoIP licenses in any given period. In addition, we plan to develop proprietary VoIP applications to reduce the overall cost structure of our technology, launching additional product line extensions into our selected global markets.

      Vocal expects the market to lead it to a “division” structure to address specifically focused activities in a number of different market segments. We have identified more than 10 related business activities in which we may offer our core services of voice and audio enabled Broadcasting, Marketing and Customer Service to corporate clients. We expect these follow-on opportunities to significantly alter our business and revenue mix, with a material diversification of the risk profile of the company.

Key Vendor Relationships

      Vocal has aligned itself with several well-respected technology companies to provide both infrastructure and implementation assistance as it seeks to rapidly deploy its solutions to clients. In addition to solid relationships with technology providers, we will seek to establish and leverage strategic alliances with other content providers in an effort to offer complimentary services to their clients, partners, and affiliates.

Hear Me

HearMe (Nasdaq: HEAR) develops and licenses next generation VoIP technologies that deliver increased productivity and flexibility in communication by integrating the capabilities of the telephone, mobile devices, and the Internet. The Company’s industry leading PC-to-phone, phone-to-phone, and PC-to-PC VoIP application technologies add value to a variety of business applications including customer relationship management and eCalling for telecom service providers.

Vision Critical Communications

Vision Critical Communications offers a full range of e-business consulting and design services to its diverse group of clients across North America. Located in Vancouver, Canada, the firm builds and manages customized web applications, secure e-commerce environments, and virtual reality simulations, gaining a reputation for delivering projects on time and on budget. Clients include Reebok, Del Monte, Clearly Canadian, Discovery Capital Corporation, and Ipsos-Reid, a world-leading market and public opinion research firm. Vision Critical has completed all of Vocal’s technology development to date and is in the process of building our core corporate communication services solutions.

Destiny Media Technologies

Established in 1991, Destiny (OTC:BB DSNY) began researching audio streaming technology in 1996 and is now marketing a number of streaming audio products using their proprietary streaming media format .dny. Their focus is to become a leader in providing advanced audio streaming technology for the general public. Their current products include:

•	Destiny MPE™

•	Destiny Media Player™

•	RadioDestiny Broadcaster™

•	Clipstream™

•	Destiny Repeater™.

The Destiny relationship gives Vocal the ability to archive and stream live events for corporations and organizations wishing to broadcast their message to a large audience base. In addition, their playerless technology allows maximum listening exposure over the Internet for all audio files.

ADX Network

ADX Network is a leading provider of market data feeds, financial information applications, and software tools for the institutional and retail investor. They have developed numerous proprietary applications in response to market demand for real-time, streaming financial information. ADX’s business encompasses a breadth of applications and integration services. ADX’s product offering includes:

•	Reliable data connections to international markets;

•	Desktop applications that deliver customized, streaming financial information;

•	Rapid integration services and superior customer support.

ADX will provide delayed and real-time news and data feeds for Vocal’s Investor Relations focused clients.

Competition

      Many of our current or potential competitors have longer operating histories, significantly greater financial, technical and other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

      Competition could seriously harm our ability to sell services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce the price of our services, any of which could harm our business, financial condition and operating results. We believe that the principal competitive factors in our market include:

•	service functionality, performance, ease of use, reliability, scalability, security

•	establishing a significant base of customers and revenue partners

•	ability to introduce new services to the market in a timely manner

•	customer service, support and pricing

      Although we believe our services compete favorably with respect to each of these factors, the market for our services is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

Intellectual Property

      Our intellectual property includes trademarks, copyrights, trade secrets and other proprietary rights. We rely on a combination of trademark, trade secret and copyright law to protect our propriety rights. We have no patents, nor do we currently have any confidentiality or similar agreements in place with any of our employees. To date, we have sought to protect our copyright and trademark rights by placing a standard trademark or copyright notice in the appropriate places. We have also hired legal counsel to assist us in this process.

      Unauthorized parties may try to disclose, obtain or use our proprietary information, which could harm our business. Others may also claim that we have violated their proprietary rights. This could subject us to significant liability for damages and invalidate our proprietary rights. Any efforts to protect or defend our rights could be time-consuming and costly. Other parties may also independently develop similar or competing technology.

Employees

      Prior to December 31, 2000 Vocal had no employees. All individuals working on Vocal projects prior to that time were retained as consultants. As of December 31, 2000, Vocal had 6 full-time employees excluding temporary personnel and consultants. We have controlled expansion plans in place and anticipate this number to grow to approximately 20 by December 31, 2001. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Our future success depends on our ability to attract, retain and motivate these highly skilled employees.

Risk Factors

      The risks described below are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations could be seriously harmed by any of these risks; and, the trading price of our common stock could also decline due to any of these risks.

Need For Additional Capital

      Since the inception of our business, we have financed all of our business activities solely through the private sales of equity. Vocal will need additional capital from third parties to implement its plans. It is also possible that, as we execute our sales initiatives, the revenues, if any, generated from the sales of Vocal's products and services will not be sufficient to sustain our operating needs. Should this occur, we would need to obtain operating capital through the use of alternative means, including either equity or debt financing. We cannot make any assumptions or provide any assurances regarding our ability to obtain alternative sources of capital in the future.

We Have Incurred And Expect To Incur Operating Losses

      Vocal commenced operations in July of 2000 and has incurred losses in its initial year of operations. As of December 31, 2000 we had an accumulated deficit of approximately $148,855, which includes the amortization of related intangibles. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand our operating activities and increase our selection of products and services to potential clients and customers. It is possible that we will incur additional non-cash charges including those relating to the acquisition of tangible and intangible assets in the future. Therefore, we anticipate that we will incur additional losses in the future.

Our Quarterly Operating Results May Fluctuate Because Of A Number Of Factors

      Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	The level of usage of the Internet in general, the level of adoption of VoIP Technology in general and use of our products and services in particular;

•	General economic conditions;

•	Seasonal nature during the year of demand for our products and services;

•	Timing of marketing expenditures to promote our products and services;

•	The introduction of new products and services by our competitors;

•	The addition of loss of clients and customers;

•	Costs incurred with respect to acquisitions and investments.

      Due to all of the foregoing factors and other risks described in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of investors.

The Telecommunications Industry Is Currently Experiencing An Economic Slowdown

      A broad-based economic slowdown is affecting telecommunications industry. The customers that Vocal is targeting may never materialize. Due to the difficulty of predicting how long this slowdown will continue, Vocal may not be able to meet anticipated revenue levels on a quarterly or annual basis.

Vocal’s Business Could Suffer if the VoIP Market Does Not Evolve As Expected.

      The market for Vocal’s products is evolving rapidly. Packet-based technology is not yet widely accepted as a platform for voice, and the market for Vocal’s products may not continue to develop or be sustainable. Vocal may not be able to generate product sales, if the market does not develop, or develops more slowly than anticipated.

Uncertain Dynamics Of The VoIP Market

      The success of Vocal’s Telephony product strategy assumes that there will continue to be a future demand for VoIP products. In order for the VoIP market to continue to grow, several things need to occur. Internet service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. ISP’s must improve in order to facilitate real-time communications and thereby manage effects such as packet jitter, packet loss and unreliable bandwidth, so that top quality service can be provided. Customers must also want to use VoIP technology and thereby create a demand for existing as well as new and better VoIP products. There can be no assurance that any or all of these will occur and a failure of any or all of these to occur may have a material adverse effect on the Company’s business.

Government Regulation And Legal Uncertainties Relating To The Internet Could Hinder The Popularity Of The Internet

      New Internet and privacy laws — There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, content and the characteristic and quality of products and services. For example:

•	The United States Federal government and various state governments have proposed limitations on the collections and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may result in limitations on our ability to collect and use information regarding Internet users in Europe;

•	A portion of the Telecommunications Act, which has since been ruled unconstitutional, sought to prohibit transmitting certain types of information and content over the Internet.

Moreover, it may take several years to determine the extent to which existing laws relating to issues such as property ownership, libel, and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could harm our business.

      Tax laws –  The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level that could impose taxes on the sale of goods and services and certain other Internet activities. Our business may be harmed by the passage of laws in the future imposing taxes or other burdensome regulation on online commerce.

      Other Jurisdictions –  Because our services are expected to be made available in multiple states, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states. If we fail to qualify as a foreign corporation in a jurisdiction where we are required to do so, we could be subject to taxes and penalties.

Reliance On Partnerships For VoIP Products

      The Company plans on entering into new market areas and its success is partly dependent on its ability to forge new marketing and other strategic partnerships. VoIP communications systems are complex and no single company possesses all of the required technology components needed to build a complete end-to-end solution. Partnerships will be required to augment the Company’s development programs and to assist it in marketing complete solutions to its customer base. There can be no assurance that the Company will be capable of developing such partnerships in the course of its product development. Even if the Company does establish the necessary partnerships, there can be no assurance that the Company will be able to adequately capitalize on these partnerships to aid in the success of the Company’s business.

Our Business Depends On The Continued Usage Of The Internet And VoIP Technology

      We intend to operate in a new and rapidly evolving market. Our business may be adversely affected if usage of the Internet or VoIP services does not continue to grow. This growth could be hindered by a number of factors including the adequacy of the Internet’s infrastructure to meet increased usage demand, privacy and security concerns and the availability of cost-effective services.

We Must Develop And Maintain The Awareness Of Our Brands To Attract Customers

      Developing, maintaining and strengthening our brands is critical to achieving widespread acceptance of our prospective products and services by our intended clients and customers, particularly in light of the competitive nature of the market. Promoting and positioning our brand will depend largely on the success of our marketing efforts, and our ability to provide high quality services. We may find it necessary to increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients and customers. If we fail to promote and maintain our brands or incur excessive expenses in an attempt to promote and maintain our brands our business could be harmed.

Rapid Technological Change And Dependence On New Products

      VoIP technology is creating an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, Vocal must, and must continue, to develop and sell new and enhanced products that provide increasingly higher levels of performance and reliability and lower cost, take advantage of technological advancements and changes, and respond to new customer requirements. Vocal’s success in developing and selling such products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product development, product performance, cost-effectiveness of products under development and the success of promotional efforts.

      Vocal could experience delays in the development of new products and the enhancement of existing products, and such delays are likely to occur in the future. If Vocal is unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner, if such new or enhanced products do not achieve sufficient market acceptance or if such new product introductions decrease demand for existing products, it would have a material adverse effect on the Company’s business and operating results.

We May Be Liable For Our Links To Third-Party Web Sites

      We could be exposed to liability with respect to the third-party web sites that may be accessible through our services. These claims may allege, among other things, that by linking to web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by third parties through these web sites. Other claims may be based on errors or false or misleading information provided by our services. Our business could be harmed due to the cost of investigating and defending these claims, even to the extent these types of claims do not result in liability.

We May Be Subject To Intellectual Property Infringement Claims That Are Costly To Defend And Could Limit Our Ability To Use Certain Technologies In The Future

      Many parties are actively developing VoIP related technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies could arise in the future. From time to time, parties may assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. In addition to patent claims, third parties may assert claims against us alleging infringement of copyrights, trademark, rights, trade secret rights or other proprietary rights or alleging unfair competition.

      We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of the claims. In the event that there is a determination that we have infringed on third-party proprietary rights we could incur substantial monetary liability and be prevented from using the rights in the future.

Protection Of Our Intellectual Property Rights Is Costly And Difficult

      We regard our intellectual property, including our patents, copyrights, trademark, trade secrets, and similar intellectual property as critical to our success. We intend to rely upon patents, trademark and copyright law, trade secret protection and confidentiality and license agreements to protect our proprietary rights. We cannot guarantee that the steps that we have taken and intend to take to protect our proprietary rights will be adequate.

We Must Manage Our Growth

      Our anticipated growth may place a significant strain on our managerial, operational, and financial resources. In addition, we plan to continue to hire additional personnel. To manage our growth we must continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Any failure to manage our growth effectively could harm our business.

Our Future Depends On Our Ability To Attract, Retain And Motivate Highly Skilled Employees

      Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the technology industry is intense, particularly in Phoenix/Scottsdale where we are headquartered. Additionally, it is often more difficult to attract employees once a company’s stock is publicly traded because the exercise price of equity awards such as stock options are based on the public market, which is highly volatile. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, certain key employees possess marketing, technical and other expertise, which is important to the operations of our business, and if these employees leave, we may not be able to replace them with employees possessing comparable skills.

Risks Related To Additional Investments Or Acquisitions

      We may pursue investment or acquisition opportunities in the future. If we fail to integrate these investments and acquisitions, our quarterly and annual results may be adversely affected. Integrating acquired organizations, products and services could be expensive, time-consuming and a strain on our resources. Risks we could face with respect to acquisitions include:

•	The difficulty in integrating acquired technology and rights in our services;

•	The difficulty of assimilating the personnel of the acquired companies;

•	The difficulty of coordinating and integrating geographically-disbursed operations;

•	Our ability to retain customers of an acquired company;

•	Future investments or acquisitions may not yield any returns;

•	The potential disruption of our ongoing business and distraction of management;

•	The maintenance of brand recognition of acquired businesses;

•	The failure to successfully develop acquired in-process technology;

•	The additional issuance of shares made in conjunction with an investment or acquisition could be dilutive for our shareholders;

•	Unanticipated expenses related to technology integration;

•	The maintenance of uniform standards, corporate cultures, controls, procedures and policies;

•	We may use cash or incur additional debt to pay for potential investments or acquisitions;

•	The impairment of relationships with employees and customers as a result of the integration of new management personnel.

Item 2. Property

      We lease, on a month-to-month basis, offices located in downtown Vancouver, Canada where our programming initiatives are currently being managed. Also, our Chairman and Chief Executive Officer currently maintains Vocal's administrative offices at his personal residence located in Scottsdale, Arizona at no expense to Vocal. This strategy is designed to minimize our short-term cash burn rate. At such time, as our needs dictate, we will obtain, through lease or purchase, a Phoenix, Arizona office location which will be used to centralize our base of operations. Any such prospective site will be adequate to accommodate our anticipated growth needs within the near future.

Item 3. Legal Proceedings

      Vocal was not involved in any legal proceedings during the period covered by this filing.

Item 4. Submission of Matters to a Vote of Security Voters

      The following matters were submitted to a vote of security holders and approved in the quarter ending December 31, 2000:

•	To acquire, for cash, all of the common stock of Larsen International, Inc., except for 100,000 shares held by Sandringham;

•	To accept the resignation of Larsen’s officers and directors;

•	To elect new officers and directors of Vocal Communications, Inc.;

•	To retain the services of Titus, Bruckner and Berry as corporate counsel;

•	To retain the services of Semple & Cooper in conjunction with our annual audit and review of our quarterly financial statements.

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market for the Registrant’s Common Equity

      Vocal’s common stock is not currently traded on any Canadian or U.S. exchange and there are no stock prices to report for the last two years. As of December 31, 2000 there were 10 stockholders of record. We have never declared or paid cash dividends on our common stock. We presently intend to retain future earnings, if any, for use in our business, and therefore we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 7 of this annual report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as “believe”, “expect”, “anticipate”, “intend”, “plan” and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those previously described under the caption “Risk Factors” in “ Item 1. Business” above. These forward-looking statements speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business addressed in this annual report.

Overview

      Vocal is a communication solutions company specializing in providing audio and voice enabled applications over the Internet ("VoIP"), including direct pc to pc, pc to phone, and phone to pc solutions. The products and services provided by Vocal give corporations and organizations the ability to communicate financial reports, executive and other staff changes, product updates, or other pertinent marketing or corporate information in a personalized real-time interactive format. Vocal is currently developing a suite of software applications designed to enhance the internal and externally focused communication efforts of small and medium enterprises (sme’s), and small and mid-cap public corporations. Our Vocal "Suite" of products is being designed to contain full-duplexing technology, meaning that two may talk at the same time as in a standard telephone conversation. Vocal’s VoIP technology is being designed to be firewall friendly allowing our products to operate behind corporate firewalls thereby allowing anyone to talk to anyone at anytime, including multi-party conversations.

      We intend to offer a core group of internal and external focused communication services to corporate clients. Our service offerings are intended to be built around the common goal of establishing solid “recurring” revenue streams. These core services, initially focused on assisting corporations communicate in the areas of sales & marketing, investor relations, public relations, internal collaboration, and distance learning are currently being tested in a prototype environment and include corporate event broadcasting, marketing & promotion solutions, and interactive customer service solutions. Services are expected to be released in phases to correspond with technology development and client demand.

      Vocal’s goal is to become a global service provider of communications solutions. We are planning future releases of German, Dutch and Cantonese versions of our corporate solutions in order to maximize the utilization of our VoIP licenses in any given period. In addition, we plan to develop proprietary VoIP applications to reduce the overall cost structure of our technology, launching additional product line extensions into our selected global markets.

      Vocal expects the market to lead it to a “division” structure to address specifically focused activities in a number of different market segments. We have identified more than 10 related business activities in which we may offer our core services of voice and audio enabled Broadcasting, Marketing and Customer Service to corporate clients. We expect these follow-on opportunities to significantly alter our business and revenue mix, with a material diversification of the risk profile of the company.

Vocal Business Events

      Our “Vocal” Business Event center is being designed to use the power of VoIP and streaming media to provide corporations with cost effective solutions as they seek to communicate with geographically dispersed vendors, customers, employees, and investors. Our conferencing services are being designed to integrate seamlessly into existing websites to provide live, archived, moderated or un-moderated environments for internal and external focused communication events. Stand alone services in this grouping should include:

•	VocalLIVE – Platform for live business events and presentations

•	VocalCAST – Broadcasting/webcasting solution – unlimited listeners in a playerless environment

•	VocalROOMS – Interactive meeting and conference rooms

•	VocalTRAINING – Interactive platform for learning and product training sessions

Vocal Marketing Solutions

      Vocal specializes in direct pc to pc, pc to phone and phone to pc audio and voice marketing applications. All solutions are hosted on the our servers, with statistics and results available in real-time via the Internet. Stand alone services in this grouping should include:

•	VocalSITE – Investor Relations websites, profiling of companies

•	VocalPRESS – Text and voice dissemination service

•	VocalMARKETING – voice enhanced marketing collateral, advertising, email solutions

Vocal Support

      Our VoIP customer support solutions are designed to provide cost-effective alternatives to traditional communication methods, dramatically decreasing the need for costly toll free telephone and courier services. Through the use of our one-to-one solutions that are being developed, customer service representatives will have the capability to use real voice over the Internet and push technology to support and educate clients in need of assistance. Stand alone services in this grouping should include:

•	VocalCONTACT – Interactive platform for customer service – including ecalling and instant messaging applications

Strategic Partnerships

      Vocal has aligned itself with several well-respected technology companies to provide both infrastructure and implementation assistance as it seeks to rapidly deploy its solutions to clients. In addition to solid relationships with technology providers, we will seek to establish and leverage strategic alliances with other content providers in an effort to offer complimentary services to their clients, partners, and affiliates.

Recent Events:

Purchase of Larsen International, Incorporated:

      Vocal Communications, Inc. (“Vocal”), the registrant, was previously known as Larsen International, Inc., (“Larsen”), a Colorado corporation incorporated in December of 1996. Vocal Investor Financial, Corp. (“VIFC”), a Nevada corporation incorporated in July of 2000, acquired Larsen pursuant to an acquisition agreement (the “Acquisition Agreement”) dated December 6, 2000, between VIFC, Larsen the shareholders of Larsen and Sandringham Investments Limited (“Sandringham”). In accordance with the Acquisition Agreement, VIFC acquired all of the common stock of Larsen, except for 100,000 shares of stock that was provided to Sandringham for services rendered in connection with the acquisition. As disclosed in Item-1 of Form 10-SB/a, filed December 31, 2000, Larsen had not commenced any operations prior to entering into the Acquisition Agreement. Its business plan had been to acquire one or more properties or businesses by purchase, merger, exchange of stock or other means. Since its inception in July of 2000, VIFC has been a development stage entity. Subsequent to the acquisition, VIFC merged with and into Larsen; and, in connection with the merger Larsen changed its name to Vocal Communications, Inc. Vocal and Larsen consummated the merger on April 12, 2001 and the articles of merger were filed on April 16, 2001.

Private Offering:

      Cash proceeds in the amount of $306,602 were generated from the sales of VIFC common stock subscribed and warrants in a private offering at $.50 per unit. The offering was made under Regulation S of the Securities and Exchange Commission. Pursuant to the merger, each subscriber will receive common stock and warrants in Vocal Communications, Inc. not VIFC.

Merger of VIFC into Vocal

      Subsequent to December 31, 2000, VIFC merged into Vocal with the shareholders of VIFC thereby obtaining direct control of Vocal. Upon the effective date of the merger, the separate existence of VIFC ceased and Vocal became the surviving corporation, all of the real and personal property of VIFC became the property of Vocal and Vocal assumed the liabilities of VIFC. As of December 31, 2000, the assets of VIFC, apart from its equity investment in Vocal, consisted primarily of intellectual property. By virtue of the merger, Vocal acquired title to all of the assets of VIFC.

      In accordance with the merger, holders of VIFC common stock converted their VIFC common stock into Vocal common stock at the conversion rate of one share of Vocal for every share of VIFC. As disclosed in Item 1 of Form 10-SB/a, filed as of December 31, 2000, prior to the merger, Vocal had not commenced any operations and its business plan was to acquire one or more properties or businesses whether by purchase, merger, exchange of stock or otherwise. By virtue of the merger, the assets of VIFC became vested in Vocal and the business plan of Vocal was modified accordingly. Currently, Vocal intends to pursue the business plan established by the founders of VIFC.

Results of Operations:

Revenues

      Vocal did not generate any revenues during the period from inception dated July 14, 2000 through December 31, 2000. Revenue growth, if any, is based on Vocal’s business plan, which is to grow based on products and services that it offers in the marketplace.

General and Administrative Expenses

      Total General and Administrative expenses were $147,418 during the period from inception dated July 14, 2000 through December 31, 2000. The general and administrative expenses incurred during this period are primarily attributable to the following factors in the proportions indicated:

•	Approximately $123,000 or 83% was incurred for outside consulting fees.

•	Approximately $9,600 or 7% was incurred for accounting and legal fees.

•	Approximately $5,200 or 4% was for software licensing fees.

•	Approximately $5,800 or 4% was for amortization related expenses.

Other Income and Expense

      Total Other Income and expense was $1,437 during the period from inception dated July 14, 2000 through December 31, 2000. $1,381, approximately the entire amount, consists of a Foreign exchange loss incurred based on the conversion of Canadian denominated currency to U.S. denominated Currency.

Operating Activities

      Net cash used by operating activities was $66,561 during the period from inception dated July 14, 2000 through December 31, 2000. This amount consists primarily of the net loss of $148,855 for the period ending December 31, 2000. Included in the net loss are non-cash charges in the amounts of $5,825 and $71,000 respectively relating to the amortization of intangibles and the issuance of common stock. Net cash used by operations also includes the expense for various other items that net to $5,469.

Investing Activities

      Net cash used by investing activities was $122,993 during the period from inception dated July 14, 2000 through December 31, 2000. This amount consists of acquisition costs relating to the purchase of Larsen International, Inc.

Financing Activities

      Net cash provided by investing activities was $306,602 during the period from inception dated July 14, 2000 through December 31, 2000. This amount is comprised of the purchase of common stock subscribed by investors for the purchase common stock in Vocal Investor Financial Corporation.

Liquidity and Capital Resources

      Since inception, we have financed our operations solely through private sales of equity. Our principal source of liquidity was approximately $117,048 in cash and cash equivalents at December 31, 2000. We intend to issue additional private placements during the next fiscal year, which will be used for operating capital and potential additional business expansion. The amount of the cash proceeds raised in conjunction with the proposed private offerings, together with our current available cash is anticipated to sustain Vocal’s operating and investment activities for the next 12 months.

Item 7. Financial Statements

VOCAL COMMUNICATIONS, CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

For The Year Ended
December 31, 2000

INDEPENDENT AUDITORS’ REPORT

To The Stockholders and Board of Directors of
Vocal Communications, Corp.

We have audited the accompanying balance sheet of Vocal Communications, Corp. as of December 31, 2000, and the related statements of operation, changes in stockholders’ deficit, and cash flows for the period from the date of inception thru December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vocal Communications, Corp. as of December 31, 2000, and the results of its operations, changes in stockholders’ deficit, and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Semple & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
March 22, 2001

Vocal Communications, Corp.

(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2000

ASSETS

Current Assets:

Cash and cash equivalents (Note 1)	$117,048

Prepaid expenses	3,565

Total Current Assets	120,613

Intangible assets, net (Note 2):

Goodwill	250,000

Software licenses and development costs	92,168

Total Assets	$462,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable (Note 3)	9,034

Accrued liability (Note 5)	175,000

Total Current Liabilities	184,034

Commitments: (Note 6)	—

Stockholders’ Equity: (Note 7) Common stock, $.001 par value, 100,000,000 shares authorized, 7,200,000 shares issued and outstanding	7,200

Additional paid in capital	113,800

Common stock subscribed	306,602

Deficit accumulated during development stage	(148,855)

Total Stockholders’ Equity	278,747

Total Liabilities and Stockholders’ Equity	$462,781

The Accompanying Notes are an Integral Part
of the Financial Statements

Vocal Communications, Corp.

(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM THE DATE OF INCEPTION, JULY 14, 2000,
THROUGH DECEMBER 31, 2000

Revenues	$—

Cost of Revenues	—

Gross Profit	—

General and administrative expenses	147,418

Net Loss from Operations	(147,418)
Other Income (Expense):

Interest expense	(73)

Interest income	17

Foreign currency transaction loss	(1,381)

Net Loss	$(148,855)

Basic Loss Per Common Share	$(0.03)

Weighted Average Shares Outstanding	5,400,000

The Accompanying Notes are an Integral Part
of the Financial Statements

Vocal Communications, Corp.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM THE DATE OF INCEPTION, JULY 14, 2000,
THROUGH DECEMBER 31, 2000

	Common Stock				Deficit
					Accumulated
			Additional		During	Total
			Paid In		Development	Stockholders'
	Shares	Amount	Capital	Subscribed	Stage	Equity

Date of inception July 14, 2000		$—	$—	$—	$—	$—

Issuance of common stock for services	7,200,000	7,200	113,800	—	—	121,000

Shares of common stock subscribed, 613,204 shares	—	—		306,602	—	306,602

Net loss	—	—	—	—	(148,855)	(148,855)

Balance at December 31, 2000	7,200,000	$7,200	$113,800	$306,602	$(148,855)	$278,747

The Accompanying Notes are an Integral Part
of the Financial Statements

Vocal Communications, Corp.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM THE DATE OF INCEPTION JULY 14, 2000
TO DECEMBER 31, 2000

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:

Net Loss	$(148,855)

Adjustments to reconcile net loss to net cash used by operating activities:

Amortization	5,825

Issuance of stock for services	71,000

Changes in Assets and Liabilities:

Prepaid expenses	(3,565)

Accounts payable	9,034

Net cash used by operating activities	(66,561)

Cash flows from investing activities:

Purchase of intangible assets	(122,993)

Net cash used by investing activities	(122,993)

Cash flows from financing activities:

Proceeds from stock subscription receivable	306,602

Net cash provided by financing activities	306,602

Net change in cash and cash equivalents	117,048
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$117,048

Supplemental disclosure of cash flow information:

Cash paid for:

Interest paid	$73

Non-cash Investing and Financing:

Purchase of goodwill through accrued liability	$175,000

Issuance of common stock as a commission on the acquisition agreement with Larsen International, Inc.	$50,000

The Accompanying Notes are an Integral Part
of the Financial Statements

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

Nature of Operations:

Vocal Communications, Corp., (formerly Vocal Investor Financial, Corp.) (the “Company”), acquired Larsen International, Inc. (Larsen) pursuant to the Acquisition Agreement, effective December 10, 2000. The Company will be merged into Larsen International, Inc., with Larsen as the surviving corporation, and Larsen will change its name to Vocal Communications, Corp. The accompanying financial statements give effect to the merger as of December 31, 2000. The stockholders of Vocal Investor Financial, Corp. hold approximately 98.6% of the post-merger stock outstanding. As such, the accompanying financial statements are treated as a recapitalization of Vocal Communications, Corp. The surviving company was incorporated in the state of Colorado on December 11, 1996. The principal business purpose of the Company is providing voice over the Internet services for its clientele. Larsen was an inactive company prior to the time of the acquisition. As such, no pro forma financial statements have been presented.

The Company is currently in the development stage, as it has not yet commenced its primary operations. Management believes that revenues should commence in the second quarter of 2001.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Software Development Costs:

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. Capitalization of software development costs begins when the preliminary project stage is completed and management authorizes and commits to funding the computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Upgrades and enhancements that result in additional functionality are capitalized as incurred. The Company periodically reviews the carrying value of software development costs. Amortization of capitalized software development costs begins when all substantial testing is complete, and the computer software is ready for its intended use. Software development costs are amortized using the straight-line method with a useful life of three years, which represents the estimated economic life of the computer software.

Net Loss Per Share:

The computation of basic net loss per share is based on the weighted average number of shares outstanding during the period. Diluted loss per share amounts have not been presented as they are anti-dilutive. The 613,204 shares of common stock subscribed have not been included in the weighted average shares outstanding as they have not yet been issued, and their effect would be anti-dilutive.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (continued):

Income Taxes:

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Translation of Foreign Currencies:

Account balances and transactions denominated in foreign currencies and the accounts of the Corporation's foreign operations have been translated into United States funds, as follows:

      Assets and liabilities at the rates of exchange prevailing at the balance sheet date;

      Revenue and expenses at average exchange rates for the period in which the transaction occurred;

      Exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period;

      Exchange gains and losses, if any, arising from the translation of the Corporation's foreign operations are deferred and included as a separate component of stockholders' equity.

Note 2
Intangible Assets:

The intangible assets are made up of license fees, web site development costs, and goodwill.

License Fees

The cost of the license fees and other assets are being amortized on the straight-line method over their lives of one to three years. Accumulated amortization and amortization expense was $5,825 at December 31, 2000.

Goodwill

Goodwill represents the costs associated with the acquisition of Larsen. The goodwill is being amortized on the straight-line method over seven (7) years. The Company periodically evaluates the carrying value of the goodwill by determining whether amortization of the asset over its’ estimated useful life could be recovered through estimated future undiscounted cash flows.

The Company periodically reviews the carrying values of the intangible assets and records an impairment loss, if any, if anticipated future cash flows do not equal or exceed the carrying value. If an impairment loss has occurred the asset is reduced to its fair value.

Note 3
Related Party Transactions:

Included in accounts payable as of December 31, 2000 are amounts due to officers totaling $1,207.

Note 4
Income Taxes:

As of December 31, 2000 long-term deferred tax assets (liabilities) consist of the following:

Net operating loss carryforwards	$44,000

Less: valuation allowance	(44,000)

$—

Note 4
Income Taxes (continued):

The Company has established a valuation allowance equal to the full amount of the net deferred tax asset primarily because of uncertainty in the utilization of net operating loss carryforwards. The company has net operating losses in the approximate amount of $135,000 available to offset future federal taxable income expiring through 2020.

Note 5
Accrued Liability

Accrued Liability

The accrued liability recorded by the company is in relation to the Vocal Investor-Acquisition Agreement with Larsen International, Inc. The payable is due upon the closing, as defined in the agreement, which is scheduled to occur subsequent to December 31, 2000. The liability is non-interest bearing and is believed to be short-term in nature.

Note 6
Commitments:

Office Space

The Company currently leases office space on a month-to-month basis. The monthly rent expense is approximately $865.

License agreements

The company has entered into a license agreement with a one-year term, which automatically renews, and requires monthly maintenance fees of $1,500.

Note 7
Shareholder’s Equity:

Preferred Stock

The company has authorized the issuance of 10,000,000 shares of preferred stock $.001 par value, with such rights and privileges as determined by the Board of Directors. As of December 31, 2000, none of these shares have been issued.

Stock Subscriptions

The company has entered into various stock subscription agreements and has received payments on those agreements. As of December 31, 2000 the Company has an obligation to issue an additional 613,204 shares of its common stock.

Warrants

In conjunction with the stock subscriptions above, each share subscribed will also be granted one warrant to purchase a share of common stock at $1.00 per share. The warrants are exercisable for a period of 5 years.

Note 8
Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has experienced significant losses and negative cash flows from operations for the period ended December 31, 2000.

There can be no assurances that the Company will be able to continue as a going concern in view of its financial condition. The Company’s continued existence will depend upon its ability to obtain sufficient additional capital in a timely manner to fund its operations and to further develop its long-term business plan. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly reduce or cease its operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 31, 2000 Vocal’s Board of Directors approved a change in their independent accountants. Vocal replaced Janet Loss, C.P.A., P.C. (“Loss”) as their independent accountant and engaged Semple & Cooper, LLP. During the audited period ending December 31, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the former accountant, would have caused Semple & Cooper, LLP to make reference to the subject matter of the disagreements in connection with their report. The predecessor accountant’s report issued in connection with its audit of the financial statements for the period ending June 30, 2000 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to any uncertainty, audit scope or accounting principles. During this period, we have not consulted Semple & Cooper, LLP regarding any matters requiring disclosure under Regulation S-K, Item 304 (E)(2).

Part III

Item 9. Directors and Executive Officers of the Registrant

The following table shows the name, age and position of each of our executive officers and directors as of December 31, 2000:

Name	Age	Position

C. Austin Burrell	54	Chairman, President and Chief Executive Officer

Larry Richardson	57	Chief Technology Officer

Lyle A. Slaughter	44	Chief Financial Officer

Ryan Dyck	30	Vice President – Strategic Planning and Operations

Blake Becher	24	Vice President – Technology

Christian Taliercio	24	Vice President – Sales

      C. Austin (Bud) Burrell, Chairman, President, and CEO – Bud is an experienced technology and management generalist, with experience spanning information sciences, the Internet, health care and pharmaceuticals, global finance and banking, development stage funding, marketing, and strategic planning. As the President and Founder of The Quantum Matrix Corp., (then a wholly-owned subsidiary of Shearson-Lehman Bros.) Bud proposed, designed, and consulted on the construction of the first intelligent (AI Expert) system at Shearson, securing funding from the American Express Technology Superfund. He also provided strategic and marketing planning assistance to several Shearson departments including Capital Markets, Retail, Public Finance, and Systems.

Bud’s experience on Wall Street includes investment banking, pension fund consulting, strategic planning, quantitative analysis, derivatives and indexes. Bud has an extensive background in the areas of product development, corporate finance, and administration. Bud’s primary objectives are to focus on corporate governance, finance and regulatory issues, tapping into his large network of contacts and providing general leadership in the areas of product development and funding. During the past five years, Bud held the positions of President, Chief Operating officer, and director of Whatsforfree technologies, Inc., and through his own company, has provided high-level consulting services to clients in technology related fields.

      Larry Richardson, CTO – Larry has over 35 years experience in engineering, deployment, operations, business development and management of domestic and international telecommunications networks including Voice over IP (VoIP). His executive profile includes work with the National Nuclear Emergency Search Team as a Communications officer, and extensive international telecommunications network and infrastructure work with the U.S. Army, Holmes and Narver and Black and Veatch in wired and wireless media environments. His expertise also spans wireless communications engineering, high tech infrastructure, IT, R&D, and telecommunications with companies such as Holmes & Narver, SAIC, Lockheed Martin, and EG&G.

Larry is fluent in written and spoken Spanish and Brazilian Portuguese, and he has professional knowledge of written and spoken German having been in charge of infrastructure engineering for Western Europe while serving in the U.S. Army in Germany in the 1977-81 time frame. Larry is a decade member of IEEE, has a nationwide telecommunications professional engineering certification with N.A.R.T.E., a Masters degree in IT Systems Analysis and Design from Webster University and a Bachelor of Science degree from Regents College, University of the State of NY, Albany (now know as Excelsior College). Larry provides oversight to the company’s VoIP application technology development, including all hardware infrastructure and software related issues and will serve as a valuable resource in the areas of operational effectiveness, product development and global expansion. During the past five years, Larry has held the positions of President of Arroyo Wireless, Inc., Chief Operating Officer Nominee of Telemex, Inc. and Consulting Engineer for Black and Veatch.

      Lyle Slaughter, CFO – Lyle is a CPA with a financial and systems background obtained during his tenure with Deloitte&Touche and PriceWaterhouseCoopers. Lyle’s professional career has been focused on companies situated in the hi-tech, e-commerce and real estate industries. His industry background includes “large company” experience from companies such as Rockwell International and The Capital Group, Inc., and “mid-sized company” experience with several companies in the first and second stages of their growth cycles. Most recently, Lyle was Vice-President and Controller of NHES, Inc., an “Inc-100” software developer based in Phoenix. Lyle has also successfully completed several consulting engagements including Alanco Technologies, Inc. (ALAN), Skymall, Inc. (SKYM), The Regency Group, Ltd. (RGNC), and SalesRepCentral.com (SREP). Additionally, he played key roles in the mergers of California Closet Company with Williams-Sonoma, Inc., National Health Enhancement Systems, Inc. with HBOC and Arraid, Inc. with Alanco, Technologies, Inc.

Lyle brings specific skills and expertise pertaining to technology infrastructure, financial statement preparation and SEC reporting, “Big-5” audits, internal controls, M&A due diligence and strategic planning. Lyle is primarily responsible for conceptualizing and building the company’s financial management infrastructure and providing financial stability to facilitate well-managed growth. He received his Bachelors and Masters degrees in Accounting from the University of Arizona. During the past five years, Lyle, has provided financial and systems related consulting services to public companies involved in manufacturing and hi-tech, and held the position of Vice-President and Controller of National Health Enhancement Systems, Incorporated.

      Ryan Dyck, VP Strategic Planning & Operations – As founder and President of his own private business development consulting firm Ryan providing strategic planning, operations, and marketing planning to both development stage and established corporations. He has assisted in the creation and development of a number of Internet based startups focusing on the rapid deployment of organization wide strategic and business process initiatives. As an objective thinker and communicator, Ryan has specific skills and experience in problem solving, corporate communications (public & private entity’s), mediation, and project management. He holds a B.Sc. in Business Administration from the University of New Orleans, LA, and a BEd in Business Education from the University of British Columbia.

Ryan interacts with each functional area of the company to establish and achieve strategic business objectives. He also acts as liaison with outside consultants to ensure controlled utilization of experienced professionals for various Financial, Human Resource, Investor Relations and other required functions. In addition, Ryan has a direct impact on the corporate communications aspects of the company ensuring that a consistent message is delivered to the general marketplace in a timely, accurate manner. During the past five years, Ryan was the Vice-President of Strategic Planning for Whatsforfree Technologies, Incorporated, and provided information technology related consulting services through his company, Strategicomm Consulting, Inc.

      Blake Becher, Co-Founder, VP Technology & Client Solutions – Blake comes from a technical background including the development of multiple web-sites ranging from e-commerce, database driven, VoIP enabled, and other leading edge technology sites. Blake holds multi-media and Microsoft Systems Administrator certificates from Vancouver Film School and the British Columbia Institute of Technology. Blake has worked with over 30 companies since 1995 and brings 6 years of technical management and marketing experience to the management team.

Blake serves as the key technical liaison between the client and their implementation of selected communication solutions. In this role, Blake uses his extensive product knowledge and experience to ensure customer satisfaction and rapid deployment of the “Vocal” brand of services. Blake is also involved in process creation and documentation, business development, technology planning, and product development as the company seeks to grow its service offerings to its expanding client base. During the past five years, Blake founded Vocal Investor Financial Corporation holding the position of President, provided information technology related consulting services through his own company and attended The United Kingdom Sailing Academy earning his sailing certification as Ocean Yacht Master.

      Christian Taliercio, Co-Founder, VP Marketing & Corporate Development – Christian has a business background with a degree in Commerce and Business Administration from the University of British Columbia. He also worked for two years with Warner-Lambert Canada inc. as an Account Business Manager in Vancouver. A skilled team builder, Christian has multi-national operating experience, and is a proven leader with an outstanding record of performance in marketing, sales, service support, and operations.

Using his unique skill-set, Christian leads the overall marketing effort as the company seeks to establish itself as a leader in the VoIP communications market. Additionally, he participates in the corporate development activities of the company, including shareholder relations, corporate communications, and strategic relationship development. During the past five years, Christian co-founded Vocal Investor Financial Corporation holding the position of Vice-President of Marketing, was Provincial Account Manager for Warner Lambert, Incorporated, and Earned a Bachelor of Science Degree in Business Administration in the field of Accounting at The University of British Columbia.

      Compliance under Section 16(a) of the Securities Exchange Act of 1934. Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representation from these officers and directors, we believe that all Section 16(a) filing requirements were met during the year ended December 31, 2000.

Item 10. Executive Compensation

      The following table provides compensation awarded to, earned by or paid for services in all capacities for the year ended December 31, 2000 by our President and other highly compensated executive officers and who were serving as executive officers at the end of 2000. We did not grant any other compensation, restricted stock awards or stock appreciation rights to these individuals during the year ended December 31, 2000.

Summary Compensation Table

		Annual		Long-Term
		Compensation		Compensation
				Awards
				Securities
Name and			Annual	Underlying	All other
Principal Position *	Year	Salary	Bonus	Options	Compensation

C. Austin Burrell	2000	- 0 -	- 0 -	- 0 -	10,000	(1)

Blake Becher	2000	- 0 -	- 0 -	- 0 -	30,000	(2)

Christian Taliercio	2000	- 0 -	- 0 -	- 0 -	30,000	(2)

*	– Vocal commenced operations in July of 2000

(1)	– Represents consulting services paid by Vocal

(2)	– Represents common stock issued by Vocal in lieu of salary

Stock Option Grants in 2000

      Vocal did not grant any stock options in 1999 or 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table presents information as to the beneficial owners of our common stock as of December 31, 2000 by:

•	Each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	Each of our directors;

•	Each executive officer listed in the Summary Compensation Table, listed above;

•	All of our executive officers and directors as a group.

      Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated above, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 7.2 million shares of common stock outstanding as of December 31, 2000.

Unless indicated above, the address for each executive officer and director is listed below:

      Vocal Communications, Incorporated
      6359 E. Kathleen Road
      Scottsdale, Arizona 85253

Beneficial Stock Ownership at December 31, 2000

		Percentage
		Common Stock	Percentage
Name		Beneficially	Voting Rights of
5% Shareholders	Common Stock	Owned	Common Stock

James Hinton(1)	1,000,000	14%	14%

Sean Greer(2)	500,000	7%	7%

Rudy Mallant(3)	500,000	7%	7%

John Kirk(4)	500,000	7%	7%

Directors and Executive Officers

C. Austin Burrell	2,000,000	28%	28%

Larry Richardson	- 0 -	0%	0%

Lyle A. Slaughter	- 0 -	0%	0%

Ryan Dyck	500,000	7%	7%

Blake Becher	1,000,000	14%	14%

Christian Taliercio	1,000,000	14%	14%

All directors and executive officers as a group	4,500,000	63%	63%

(1)	3694 - 207B Street Langley, BC V3A 2G4

(2)	36 S. Front Street; PO Box 36 New Freedom, PA 17349

(3)	23924 E. Lake Kayak Dr. Monroe, WA 98272

(4)	Suite 1705 – 1050 Burrard Street Vancouver, BC V6Z 2S3

Part IV

Item 12. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Incorporated by Reference

		File	Exhibit	Filing
Exhibit Description	Form	Number	Number	Date

No filings were made during the period covered by this form 10-KSB

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2001	VOCAL COMMUNICATIONS, INC.

By: /s/ C. Austin Burrell

C. Austin Burrell

Chairman, President and CEO