Form 10QSB
period 2001-03-31
VOCAL COMMUNICATIONS INCORP
filed 2001-05-21
CIK 1109745

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

      (MARK ONE)

[ X ]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

Commission File No. 0-31363

Vocal Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1365550 I.R.S. Employer Identification Number

PO Box 5255 Phoenix, Arizona (Address of Principal Executive Offices)	85010 (Zip Code)

480-922-8444
(The Registrant’s telephone number, including area code)

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes — [X]	No — [ ]

      As of March 31, 2001, the registrant had 7,200,000 shares of common stock outstanding.

Vocal Communications, Inc.
Quarterly Report on Form 10-QSB For the Quarter Ended March 31, 2001

Part I – Financial Information

Part II – Other Information

Item	1	Legal Proceedings	10

Item	2	Changes in Securities and Use of Proceeds	10

Item	3	Defaults Upon Senior Securities	10

Item	4	Submission of Matters to a Vote of Security Holders	10

Item	5	Other Information	10

Item	6	Exhibits, Financial Statement Schedules and Reports on Form 8-K	10

Signatures			11

Vocal Communications, Corp.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	March 31, 2001	December 31,
	(unaudited)	2000

Current Assets:

Cash and cash equivalents	$9,090	$117,048

Prepaid expenses	3,565	3,565

Total Current Assets	12,655	120,613

Intangible assets

Goodwill, net	237,500	250,000

Software licenses and development costs, net	103,076	92,168

Total Assets	$353,231	$462,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	5,211	9,034

Accrued wages	22,000	—

Accrued liability	175,000	175,000

Total Current Liabilities	202,211	184,034

Commitments:	—	—

Stockholders’ Equity:

Common stock, .001 par value, 100,000,000 shares authorized, 7,200,000 shares issued and outstanding	7,200	7,200

Additional paid in capital	113,800	113,800

Common stock subscribed	312,902	306,602

Deficit accumulated during development stage	(282,882)	(148,855)

Total Stockholders’ Equity	151,020	278,747

Total Liabilities and Stockholders’ Equity	$353,231	$462,781

Vocal Communications, Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM THE DATE OF INCEPTION,
JULY 14, 2000, THROUGH MARCH 31, 2001 (UNAUDITED)
AND THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

CUMULATIVE
DURING DEVELOPMENT		THREE MONTHS
STAGE		ENDED MARCH 31, 2001
Revenues	—	$—

Cost of Revenues	—	—

Gross Profit	—	—

General and administrative expenses	280,966	133,548

Net Loss from Operations	(280,966)	(133,548)

Other Income (Expense):

Interest expense	(73)	—

Interest income	17	—

Foreign currency transaction loss	(1,860)	(479)

Net Loss	(282,882)	$(134,027)

Basic Loss Per Common Share	(.04)	$(0.02)

Weighted Average Shares Outstanding	7,200,000	7,200,000

Vocal Communications, Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM THE DATE OF INCEPTION, JULY 14, 2000, THROUGH MARCH 31, 2001 (UNAUDITED) AND THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

	CUMULATIVE DURING	THREE MONTHS
	DEVELOPMENT STAGE	ENDED MARCH 31, 2001

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:

Net Loss	(282,882)	$(134,027)

Adjustments to reconcile net loss to net cash used by operating activities:

Amortization	23,583	17,758

Issuance of stock for services	71,000	—

Changes in Assets and Liabilities:

Prepaid expenses	(3,565)	—

Accounts payable	5,211	(3,823)

Accrued Wages	22,000	22,000

Net cash used by operating activities	(164,653)	(98,092)

Cash flows from investing activities:

Purchase of intangible assets	(139,159)	(16,166)

Net cash used by investing activities	(139,159)	(16,166)

Cash flows from financing activities:

Proceeds from common stock subscribed	312,902	6,300

Net cash provided by financing activities	312,902	6,300

Net change in cash and cash equivalents	9,090	(107,958)

Cash and cash equivalents at beginning of period	—	117,048

Cash and cash equivalents at end of period	$9,090	$9,090

Supplemental disclosure of cash flow information:

Cash paid for:

Interest paid	$73	$—

Non-cash Investing and Financing:

Purchase of goodwill thru accrued liabilities	$175,000	$—

Issuance of common stock as a commission on the acquisition agreement with Larsen International, Inc.	$50,000	$—

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

Basis of Presentation and Interim Financial Statements

The accompanying financial statements of Vocal Communications, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month period ended March 31, 2001 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2000.

Earnings (Loss) Per Common and Common Equivalent Share

Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share are not presented as they are anti-dilutive.

Note 2
Incentive Stock Plan:

Effective as of March 15, 2001 the Board of Directors approved the adoption of the Vocal Communications, Inc. 2001 Stock Incentive Plan (the “Plan”). This Plan allows for the award of incentive stock options. The Plan has 30,000,000 shares reserved and available for grant. The exercise price per option will be determined by the Plan Committee, which is appointed by the Board of Directors, and set forth in the Award Agreements. During the quarter ended March 31, 2001, 900,000 options were granted at an exercise price of $.50 per share. The shares vest immediately.

Note 3
Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has experienced significant losses and negative cash flows from operations for the period ended March 31, 2001.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as “believe”, “expect”, “anticipate”, “intend”, “plan” and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the need for additional capital, our operating losses for the periods ending December 31, 2000 and March 31, 2001, the economic slowdown in the telecommunications industry and the uncertainty of the VoIP market. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business addressed in this report.

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

Results of Operations:

      Revenues

      Vocal Communications, Inc. (the “Company”) commenced operations in July of 2000 and is currently still in its developmental stages. To date, the Company has not generated any revenues. During the current period the Company signed a revenue sharing agreement with one of our strategic business partners, allowing each party to cross-sell the other’s products and services. Additionally, the final development of two of our services, VocalCAST and Audio Update, was completed allowing for an expected launch of these services in the second quarter of this year.

      Cost-of-Sales

      The Company did not incur any costs-of-sales related expenses in the current period.

      General and Administrative Expenses

      Total general and administrative expenses for the three-months ended March 31, 2001 were $133,548. The components of general and administrative expense for the three-month period ending March 31, 2001 are broken out as follows:

Three months ending March 31, 2001

•	Approximately $78,000 or 58% was incurred for administrative salaries.

•	Approximately $18,000 or 14% was incurred for amortization Expense.

•	Approximately $11,000 or 8% was incurred for professional fees.

•	Approximately $8,000 or 6% was incurred for legal fees.

•	Approximately $18,500 or 14% was incurred for all other general and administrative expenses.

      Net Loss

      Our net loss for the three months ending March 31, 2001 was $134,027. Our net loss is primarily due to being a development stage entity and not having any product sales during the current quarter. The Company expects to launch the sales of two of its services, VocalCAST and Audio Update, in the second quarter of this year. Additionally, the Company entered into a revenue sharing agreement with one of our strategic business partners, which allows for the cross selling of each other’s products and services.

Liquidity and Capital Resources

      Since inception in July 2000, we have financed our operations primarily through private sales of the Company’s common stock. The Company intends to continue to raise capital via private placements in accordance with Regulation S and Regulation D of the Securities Act of 1933, and will explore other avenues for raising capital, which may include a public offering of the Company’s common stock. At March 31, 2001, our principal source of liquidity was approximately $13,000 in cash compared with approximately $117,000 in cash at December 31, 2000.

      We believe that we have the financial resources, and the products and services necessary to generate sufficient capital to meet our anticipated business requirements, including any capital expenditures and strategic operating programs, through the current year. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek additional financing such as selling additional equity or debt securities. However, depending on market conditions, we may consider alternative financing methods even if our financial resources are adequate to meet the Company’s anticipated business requirements. In addition, such financing may not be available on terms acceptable to us or at all. The sale of additional securities may result in additional dilution to our stockholders.

Part II

Item 1.  Legal Proceedings

      Vocal Communications, Inc. was not involved in any legal proceedings during the period covered by this filing.

Item 2.  Changes in Securities and Use of Proceeds

      “Units”, comprised of common stock and related warrants in the amount of $14,000 were sold to investors during the current period.

Item 3.  Defaults upon Debt Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Voters

      No matters were submitted to a vote of security holders during the period covered by this filing.

Item 5.  Other Information

      As previously disclosed in our last Annual Report on Form 10-KSB, cash proceeds in the amount of $306,602* were generated from the sales of “units” of common stock and warrants in a private offering at $.50 per “unit” as of December 31, 2000. The offering was made to non-U.S. persons in accordance with Regulations S and D, adopted under the Securities Act of 1933. No Company officers will receive compensation related directly or indirectly from the sales of “units”; but, consultants may receive commissions or referral fees of up to 10% of the sales price of “units” sold. As of March 31, 2001, the Company has paid approximately $18,000 in commissions on the sales of “units” of common stock and warrants.

Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Incorporated by Reference

Exhibit Description	Form	File Number	Exhibit Number	Filing Date

The following exhibits were filed pertaining to the merger of Vocal Communications, Inc. and Larsen International, Inc. — Agreement and Plan of Merger, Plan of Merger, Articles of Merger, Unanimous Consent in lieu of a special meeting of the Board of Directors of Larsen International, Inc. and Unanimous Consent in lieu of a special meeting of the Board of Directors and shareholders of Vocal Investor Financial Corp.	8-K	000-31363	2.1, 2.2, 2.3, 20.1 and 20.2	05/16/01

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2001	VOCAL COMMUNICATIONS, INC.

By: /s/ C. Austin Burrell ___________________________
C. Austin Burrell Chairman, President and CEO