Form 10QSB
period 2001-06-30
VOCAL COMMUNICATIONS INCORP
filed 2001-08-13
CIK 1109745

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(MARK ONE)

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

Or

Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from —— to ——.

Commission File No. 0-31363

Vocal Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1365550

(State or other jurisdiction of	I.R.S. Employer Identification Number

incorporation or organization) PO Box 5255 Phoenix, Arizona	85010

(Address of Principal Executive Offices)	(Zip Code)

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

          Yes -           No -

     As of June 30, 2001, the registrant had 7,200,000 shares of common stock outstanding.

Vocal Communications, Inc.
Quarterly Report on Form 10-QSB For the Quarter Ended June 30, 2001

		Page

	Part I – Financial Information

Item 1	Financial Statements:	3

	Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000	4

	Statements of Operations for the period from the date of inception, July 14, 2000 through June 30, 2001 (unaudited) and for the three and six month periods ended June 30, 2001 (unaudited)	5

	Statements of Cash Flows for the period from the date of inception, July 14, 2000 through June 30, 2001 (unaudited) and for the three and six month periods ended June 30, 2001 (unaudited)	6

	Notes to Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Part II – Other Information

Item 1	Legal Proceedings	10

Item 2	Changes in Securities and Use of Proceeds	10

Item 3	Submission of Matters to a Vote of Security Holders	10

Item 4	Other Information	10

Item 5 Signatures	Exhibits, Financial Statement Schedules and Reports on Form 8-K	11

Part I

Item 1. Financial Information

VOCAL COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

For The Six Months Ended
June 30, 2001

VOCAL COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2001	December 31,
	(unaudited)	2000

ASSETS

Current Assets:

Cash and cash equivalents	$1,372	$117,048

Prepaid expenses	—	3,565

Total Current Assets	1,372	120,613

Intangible assets

Software licenses and development costs, net	61,121	92,168

Goodwill, net	221,409	250,000

Total Assets	$283,902	$462,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	68,916	9,034

Accrued wages	81,500	—

Accrued liability	175,000	175,000

Total Current Liabilities	325,416	184,034

Commitments:	—	—

Stockholders’ Equity:

Common stock, .001 par value, 100,000,000 shares authorized, 7,200,000 shares issued and outstanding	7,200	7,200

Additional paid in capital	113,800	113,800

Common stock subscribed	413,590	306,602

Deficit accumulated during development stage	(576,104)	(148,855)

Total Stockholders’ Equity Deficit	(41,514)	278,747

Total Liabilities and Stockholders’ Equity	$283,902	$462,781

VOCAL COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months	Six Months	Cumulative
	Ended	Ended	During Development
	June 30, 2001	June 30, 2001	Stage
	(unaudited)	(unaudited)	(unaudited)

Revenues	$—	$—	$—

Cost of Revenues	—	—	—

Gross Profit	—	—	—

General and Administrative Expenses	270,671	404,219	551,637

Net Loss from Operations	(270,671)	(404,219)	(551,637)

Other Income (Expense):

Loss on disposition of intangible assets	(22,391)	(22,391)	(22,391)

Interest income		—	17

Interest expense		—	(73)

Foreign currency transaction loss	(160)	(639)	(2,020)

Net Loss	$(293,222)	$(427,249)	$(576,104)

Basic Loss Per Common Share	$(0.04)	$(0.05)	$(0.07)

Weighted Average Shares Outstanding	7,935,560	7,879,204	7,879,204

VOCAL COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Three Months	Six Months	Cumulative
	Ended	Ended	During
	June 30, 2001	June 30, 2001	Development Stage
	(unaudited)	(unaudited)	(unaudited)

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:

Net Loss	$(293,222)	$(427,249)	$(576,104)

Adjustments to reconcile net loss to net cash used by operating activities:

Amortization	56,710	74,468	80,293

Issuance of stock for services	—	—	71,000

Loss on write-off of acquired intangible assets	22,391	22,391	22,391

Changes in Assets and Liabilities:

Prepaid expenses	3,565	3,565	—

Accounts payable	63,705	59,882	68,916

Accrued Wages	59,500	81,500	81,500

Net cash used by operating activities	(87,351)	(185,443)	(252,004)

Cash flows from investing activities:

Purchase of intangible assets	(21,055)	(37,221)	(160,214)

Net cash used by investing activities	(21,055)	(37,221)	(160,214)

Cash flows from financing activities:

Proceeds from common stock subscribed	100,688	106,988	413,590

Net cash provided by financing activities	100,688	106,988	413,590

Net change in cash and cash equivalents	(7,718)	(115,676)	1,372

Cash and cash equivalents at beginning of period	9,090	117,048	—

Cash and cash equivalents at end of period	$1,372	$1,372	$1,372

Supplemental disclosure of cash flow information:

Interest paid	$—	$—	$73

Taxes paid	$—	$—	$—

Non-cash Investing and Financing:

Purchase of goodwill through accrued liabilities	$—	$—	$175,000

Issuance of common stock as a commission on the acquisition agreement with Larsen International, Inc.	$—	$—	$50,000

VOCAL COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

Basis of Presentation and Interim Financial Statements

The accompanying financial statements of Vocal Communications, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six-month period ended June 30, 2001 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Earnings (Loss) Per Common and Common Equivalent Share

Earnings per share computations do not include the impact of potentially dilutive securities because of their anti-dilutive effect. Accordingly, only basic earnings per share has been disclosed which is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

Note 2
Subsequent Event:

During the current quarter, as we continued to beta test our VoIP products and services, we determined that the HearMe technology platform being used by us did not offer the flexibility and scalability required by us for our products and services. Further, on July 30, 2001, HearMe indicated that they would cease operations altogether. During the period ending December 31, 2000, we had paid $45,000 to license their technology. These amounts were capitalized at December 31, 2000 and were being amortized over the life of the license agreements. Consequently, at June 30, 2001, we wrote-off the unamortized portion of the HearMe licenses which amounted to $22,391. We expect to significantly enhance the VoIP technology of our products and services by moving away from the HearMe technology and focusing on the development of new proprietary technology that we plan to develop.

Note 3
Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has experienced significant losses and negative cash flows from operations for the period ended June 30, 2001.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Part 1, Item 1 of this quarterly report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as “believe”, “expect”, “anticipate”, “intend”, “plan” and similar expressions. These forward-looking statements involve several risks and uncertainties and our actual results could differ materially from those anticipated in these forward-looking statements as a result of any of these risk factors (see “risk factors” as previously disclosed in Part 1, Item 1 of our annual report filed April 16, 2001). These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business addressed in our annual report.

Overview

     Vocal Communications, Inc. (“Vocal”) is a communication solutions provider specializing in audio and voice enabled applications, including direct pc-to-pc, pc-to-phone, and phone-to-pc solutions. Our voice-over-internet-protocol (“VoIP”) products and services are anticipated to give corporations and organizations the ability to communicate financial reports, executive and other staffing changes, product updates, or other pertinent marketing or corporate information in a personalized real-time interactive format. Vocal is currently developing a suite of software applications that are expected to enhance both the internally and externally focused communications efforts of small and medium sized enterprises (sme’s), and small and mid-cap public corporations. Our Vocal Suite of VoIP products is being designed to contain full-duplexing technology, meaning that verbal discussion may occur at the same time, as in a standard telephone conversation. Vocal’s VoIP technology is also being configured to be firewall friendly allowing our products to operate behind corporate firewalls thereby allowing anyone to talk to anyone at anytime, this includes multi-party conversations.

     We intend to offer a core group of internally and externally focused communication services to our corporate clients. Our service offerings are being built around the common goal of establishing solid “recurring” revenue streams. These core services, initially focused on assisting corporations communicate in the areas of sales & marketing, investor relations, public relations, internal collaboration, and distance learning are currently being tested in a prototype environment and will include corporate event broadcasting, marketing & promotion solutions, and interactive customer service solutions. We expect our products and services to be released in phases corresponding with technological development and client demand.

     Vocal’s key business strategy is to become a global service provider for corporate communications. We are planning future releases of German, Dutch and Cantonese versions of our corporate communications solutions in order to maximize the utilization of our VoIP technology in any given market. Additionally, we plan to develop proprietary VoIP applications that are expected to reduce the overall cost structure of VoIP technology in-general and launch additional product lines into selected global markets.

     Vocal expects the market to lead us to a “division” structure where our product and service offerings are anticipated to address specifically focused activities in a number of different market segments. We have identified more than 10 related business activities in which we will be able to offer our core services of voice and audio enabled Broadcasting, Marketing and Customer Service to our clients. We expect these additional opportunities to significantly enhance our business diversification and revenue mix.

Results of Operations:

Revenues

     Vocal commenced operations in July of 2000 and is currently in the developmental stage. As such, most of our efforts are currently dedicated to activities such as financial planning, raising capital, further developing our technology, establishing sources of supply, acquiring property, plant and equipment and other operating assets, and developing our markets. Additionally, even though we have commenced our principal operations, to date, we have not generated any revenues from these operations.

     We did complete the final development of two of our products, VocalCAST and Audio Update, in the second quarter and we have commenced sales activities with regards to these two products. Additionally, Vocal signed agreements with two of our strategic business partners allowing them and their network of resellers to include our products and services in their suite of e-marketing solutions.

Cost-of-Sales

     Vocal did not incur any cost-of-sales related expenses in the current period.

General and Administrative Expenses

     Total general and administrative expense for the three-month period ending June 30, 2001 was $270,670. For the six-months ended June 30, 2001, total general and administrative expense was $404,219. Significant components of Vocals general and administrative expenses for the three and six month periods ending June 30, 2001 are broken out as follows:

Three months ending June 30, 2001
•	Approximately $110,000 or 41% was incurred for administrative salaries.
•	Approximately $57,000 or 21% was incurred for amortization expense.
•	Approximately $48,000 or 18% was incurred for legal fees.
•	Approximately $30,000 or 11% was incurred for accounting and filing fees.
•	Approximately $26,000 or 9% was incurred for all other general and administrative related expenses.

Six months ending June 30, 2001
•	Approximately $189,000 or 47% was incurred for administrative salaries.
•	Approximately $74,000 or 18% was incurred for amortization expense.
•	Approximately $56,000 or 14% was incurred for legal fees.
•	Approximately $34,000 or 8% was incurred for accounting and filing fees.
•	Approximately $51,000 or 13% was incurred for all other general and administrative related expenses.

Other Income and Expense

     Total other expense for the three-month period ending June 30, 2001 was $23,030. For the six-months ended June 30, 2001, total other expense was $22,551. Essentially the entire amount for both periods is comprised of $22,391 resulting from the write-off of the unamortized portion of the HearMe licenses at June 30, 2001. We had previously licensed technology from HearMe, a VoIP technology provider; however, we determined during the quarter that the HearMe technology platform being used by us did not offer the flexibility and scalability required for our products and services. Furthermore, on July 30, 2001, HearMe indicated that they would cease operations altogether.

Net Loss

     Our net loss for the three months ended June 30, 2001 was $293,221. The net loss for the six months ending June 30, 2001 was $427,249. Vocal is a development stage entity and to date, we have not generated any revenues. During the second quarter, we did complete the final development of two of our products, VocalCAST and Audio Update, and we commenced sales activities with regards to these two products. Additionally, Vocal signed agreements with two of our strategic business partners allowing them and their network of resellers to include our products and services in their suite of e-marketing solutions.

Liquidity and Capital Resources

     Since inception in July 2000, we have financed our operations primarily through the private placement of Vocal’s common stock. Vocal intends to continue to raise capital via private placements in accordance with Regulation S and Regulation D, Rule 506 of the Securities Act of 1933. Additionally, we anticipate a public offering of Vocal’s common stock sometime during the current year. At June 30, 2001, our principal source of liquidity was approximately $1,400 in cash compared with approximately $117,000 in cash at December 31, 2000.

     We believe that we have the financial resources and products necessary to generate sufficient capital to meet our anticipated business needs, including capital expenditures and strategic operating programs, through the current year. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek additional capital by selling additional equity or through debt financing. Depending on market conditions, we may consider alternative financing methods even if our financial resources are adequate to meet our anticipated business requirements. Additionally, any proposed financing may not be available on terms acceptable to us or at all; and, the sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Part II

Item 1. Legal Proceedings

     Vocal Communications, Inc. was not involved in any legal proceedings during the period covered by this filing.

Item 2. Changes in Securities and Use of Proceeds

     “Units” of common stock subscribed totaling approximately $107,000 were sold to investors during the current period.

Item 3. Submission of Matters to a Vote of Security Voters

     The following matters were presented and voted on by the board of directors on July 9, 2001:

•	To reduce the number of corporate officers from 5 to 1.

•	To appoint C. Austin Burrell as the sole corporate officer.

•	To reduce the number of shares available for grant, in accordance with Vocal’s Incentive Stock Option Plan, from 30,000,000 to 10,000,000.

•	To transact any other business that may properly come before the meeting or any adjournment of the meeting.

Item 4. Other Information

     Item not applicable

Item 5. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Incorporated by Reference

		File	Exhibit	Filing
Exhibit Description	Form	Number	Number	Date

No such filings were made during the period covered by this filing

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2001	VOCAL COMMUNICATIONS, INC.

By: /s/ C. Austin Burrell
C. Austin Burrell Chairman, President and CEO