Form 10QSB
period 2001-09-30
VOCAL COMMUNICATIONS INCORP
filed 2001-11-14
CIK 1109745

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


                           COMMISSION FILE NO. 0-31363


                           VOCAL COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                COLORADO                               84-1365550
    (STATE OR OTHER JURISDICTION OF                  I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER

               PO BOX 5255
             PHOENIX, ARIZONA                            85010
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                  480-922-8444
            (THE REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

              Yes - [X]       No - [ ]

         As of November 12, 2001, the registrant had 7,200,000 shares of common stock outstanding.

                           VOCAL COMMUNICATIONS, INC.
    QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS






                         PART I - FINANCIAL INFORMATION
                                                                                     PAGE
                                                                                     ----
  Item 1   Financial Statements:
             -  Balance Sheets as of September 30, 2001 (unaudited) and December
                31, 2000...........................................................    4
             -  Statements of Operations for the period from the date of inception, July 14, 2000 through September 30, 2001 (unaudited)
                and for the three and nine month periods ended September 30, 2001
                (unaudited)........................................................    5
             -  Statements of Cash Flows for the period from the date of inception, July 14, 2000 through September 30, 2001 (unaudited)
                and for the three and nine month periods ended September 30, 2001
                (unaudited) .......................................................    6
             -  Notes to Financial Statements......................................    7
  Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...............................................    8


                           PART II - OTHER INFORMATION

  Item 1   Legal Proceedings.......................................................   10
  Item 2   Changes in Securities and Use of Proceeds...............................   10
  Item 3   Submission of Matters to a Vote of Security Holders.....................   10
  Item 4   Other Information.......................................................   11
  Item 5   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........   11

Signatures.........................................................................   11

                                     PART I

ITEM 1.  FINANCIAL INFORMATION







                           VOCAL COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2001

                           VOCAL COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS
                                                                     September 30, 2001      December 31,
                                                                         (UNAUDITED)            2000
                                                                     ------------------     -------------
Current Assets:
    Cash and cash equivalents                                             $     963           $ 117,048
    Prepaid expenses                                                             --               3,565
                                                                          ---------           ---------

             TOTAL CURRENT ASSETS                                               963             120,613

INTANGIBLE ASSETS
    Software licenses and development costs, net                             52,686              92,168
    Goodwill, net                                                           198,829             250,000
                                                                          ---------           ---------

TOTAL ASSETS                                                              $ 252,479           $ 462,781
                                                                          =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                         51,078               9,034
    Accrued wages                                                           195,338                  --
    Accrued liability                                                       175,000             175,000
                                                                          ---------           ---------

             TOTAL CURRENT LIABILITIES                                      421,416             184,034
                                                                          ---------           ---------


COMMITMENTS:                                                                     --                  --

STOCKHOLDERS' EQUITY/(DEFICIT):
    Common stock, .001 par value, 100,000,000 shares authorized,
      7,200,000 shares issued and outstanding                                 7,200               7,200
    Additional paid in capital                                              113,800             113,800
    Common stock subscribed                                                 413,590             306,602
    Deficit accumulated during development stage                           (703,527)           (148,855)
                                                                          ---------           ---------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                       (168,937)            278,747
                                                                          ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 252,479           $ 462,781
                                                                          =========           =========

                           VOCAL COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------    --------------------------------
                                                              FOR THE PERIOD                      FOR THE PERIOD
                                                              FROM INCEPTION,                     FROM INCEPTION,
                                                               JULY 14, 2000,                      JULY 14, 2000,     CUMULATIVE
                                                                 THROUGH                             THROUGH            DURING
                                             SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      DEVELOPMENT
                                                 2001              2000              2001              2000              STAGE
                                              (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                             --------------------------------    --------------------------------    -------------
REVENUES                                      $        --       $        --       $        --       $        --       $        --

COST OF REVENUES                                       --                --                --                --                --
                                              -----------------------------       -----------------------------       -----------

GROSS PROFIT                                           --                --                --                --                --

GENERAL AND ADMINISTRATIVE EXPENSES               127,321             6,307           531,539             6,307           678,957
                                              -----------------------------       -----------------------------       -----------


NET LOSS FROM OPERATIONS                         (127,321)           (6,307)         (531,539)           (6,307)         (678,957)

OTHER INCOME (EXPENSE):
   Loss on disposition of intangible assets                              --           (22,391)               --           (22,391)
   Interest income                                                                         --                                  17
   Interest expense                                                                        --                                 (73)
   Foreign currency transaction loss                 (102)              (65)             (742)              (65)           (2,124)
                                              -----------------------------       -----------------------------       -----------

NET LOSS                                      $  (127,423)      $    (6,372)      $  (554,672)      $    (6,372)      $  (703,528)
                                              =============================       =============================       ===========


BASIC LOSS PER COMMON SHARE                   $     (0.02)      $     (0.00)      $     (0.07)      $     (0.00)      $     (0.09)
                                              =============================       =============================       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING             8,140,004         2,000,000         7,988,582         2,000,000         7,988,582
                                              =============================       =============================       ===========

                           VOCAL COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ----------------------------- -----------------------------
                                                                         FOR THE PERIOD                FOR THE PERIOD
                                                                         FROM INCEPTION,               FROM INCEPTION,
                                                                          JULY 14, 2000,                JULY 14, 2000,  CUMULATIVE
                                                                             THROUGH                       THROUGH        DURING
                                                           SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   DEVELOPMENT
                                                               2001           2000           2001           2000           STAGE
                                                            (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                           ------------- --------------- ------------- ---------------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                    $(127,423)     $  (6,372)     $(554,672)     $  (6,372)     $(703,527)
 Adjustments to reconcile net loss to net
    cash used by operating activities:
    Amortization                                                19,277            498         93,745            498         99,570
    Issuance of stock for services                                  --             --             --             --         71,000
    Loss on write-off of acquired intangible assets                 --             --         22,391             --         22,391
 Changes in Assets and Liabilities:
    Prepaid expenses                                                --             --          3,565             --             --
    Accounts payable                                           (17,838)           982         42,044            982         51,078
    Accrued Wages                                              113,838                       195,338                       195,338
    Related Party Loan                                              --          3,424             --          3,424             --
                                                           ----------------------------- -----------------------------  -----------
      NET CASH USED BY OPERATING ACTIVITIES                    (12,146)        (1,468)      (197,589)        (1,468)      (264,150)
                                                           ----------------------------- -----------------------------  -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase/Credit of intangible assets                        11,737         (6,159)       (25,484)        (6,159)      (148,477)
                                                           ----------------------------- -----------------------------  -----------
     NET CASH USED BY INVESTING ACTIVITIES                      11,737         (6,159)       (25,484)        (6,159)      (148,477)
                                                           ----------------------------- -----------------------------  -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock subscribed                           --         20,000        106,988         20,000        413,590
                                                           ----------------------------- -----------------------------  -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                      --         20,000        106,988         20,000        413,590
                                                           ----------------------------- -----------------------------  -----------

Net change in cash and cash equivalents                           (409)        12,373       (116,085)        12,373            963

Cash and cash equivalents at beginning of period                 1,372             --        117,048             --             --
                                                           ----------------------------- -----------------------------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     963      $  12,373      $     963      $  12,373      $     963
                                                           ============================= =============================  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                             $      --      $      --      $      --      $      --      $      73
                                                           ============================= =============================  ===========

   Taxes paid                                                $      --      $      --      $      --      $      --      $      --
                                                           ============================= =============================  ===========

   Non-cash Investing and Financing:

   Purchase of goodwill through accrued liabilities          $      --      $      --      $      --      $      --      $ 175,000
                                                           ============================= =============================  ===========

   Issuance of common stock as a commission on the
     acquisition agreement with Larsen International, Inc.   $      --      $      --      $      --      $      --      $  50,000
                                                           ============================= =============================  ===========

                           VOCAL COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                     NOTE 1
      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND
                               USE OF ESTIMATES:

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Vocal Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine-month period ended September 30, 2001 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per share computations do not include the impact of potentially dilutive securities because of their anti-dilutive effect. Accordingly, only basic earnings per share has been disclosed which is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

                                     NOTE 2
                                 GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has experienced significant losses and negative cash flows from operations for the period ended September 30, 2001.

There can be no assurances that the Company will be able to continue as a going concern in view of its financial condition. The Company's continued existence will depend upon its ability to obtain sufficient additional capital in a timely manner to fund its operations and to further develop its long-term business plan. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly reduce or cease its operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Part 1, Item 1 of this quarterly report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties and our actual results could differ materially from those anticipated in these forward-looking statements as a result of any of these risk factors (see " risk factors" as previously disclosed in Part 1, Item 1 of our annual report filed April 16, 2001). These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business addressed in our annual report.


OVERVIEW

   Vocal Communications, Inc. ("Vocal") is a communication solutions provider specializing in audio and voice enabled applications, including direct pc-to-pc, pc-to-phone, and phone-to-pc solutions. Our voice-over-internet-protocol ("VoIP") products and services are anticipated to give corporations and organizations the ability to communicate financial reports, executive and other staffing changes, product updates, or other pertinent marketing or corporate information in a personalized real-time interactive format. Vocal is currently developing a suite of software applications that are expected to enhance both the internally and externally focused communications efforts of small and medium sized enterprises (sme's), and small and mid-cap public corporations. Our Vocal Suite of VoIP products is being designed to contain full-duplexing technology, meaning that verbal discussion may occur at the same time, as in a standard telephone conversation. Vocal's VoIP technology is also being configured to be firewall friendly allowing our products to operate behind corporate firewalls thereby allowing anyone to talk to anyone at anytime, this includes multi-party conversations.

   We intend to offer a core group of internally and externally focused communication services to our corporate clients. Our service offerings are being built around the common goal of establishing solid "recurring" revenue streams. These core services, initially focused on assisting corporations communicate in the areas of sales & marketing, investor relations, public relations, internal collaboration, and distance learning are currently being tested in a prototype environment and will include corporate event broadcasting, marketing & promotion solutions, and interactive customer service solutions. We expect our products and services to be released in phases corresponding with technological development and client demand.

   Vocal's key business strategy is to become a global service provider for corporate communications. We are planning future releases of German, Dutch and Cantonese versions of our corporate communications solutions in order to maximize the utilization of our VoIP technology in any given market. Additionally, we plan to develop proprietary VoIP applications that are expected to reduce the overall cost structure of VoIP technology in-general and launch additional product lines into selected global markets.

   Vocal expects the market to lead us to a "division" structure where our product and service offerings are anticipated to address specifically focused activities in a number of different market segments. We have identified more than 10 related business activities in which we will be able to offer our core services of voice and audio enabled Broadcasting, Marketing and Customer Service to our clients. We expect these additional opportunities to significantly enhance our business diversification and revenue mix.

RESULTS OF OPERATIONS:


REVENUES

   Vocal commenced operations in July of 2000 and is currently a developmental stage entity. As such, most of our efforts are currently dedicated to activities such as financial planning, raising capital, further developing our technology, establishing sources of supply, acquiring property, plant and equipment and other operating assets, and developing our markets. Additionally, even though we have commenced our principal operations, to date, we have not generated any revenues from these operations.

   We completed the development of our two initial products, VocalCAST and Audio Update, in the second quarter and we have commenced sales activities with regards to these two products. Additionally, Vocal signed agreements with two of our strategic business partners allowing them and their network of resellers to include our products and services in their suite of e-marketing solutions.


COST-OF-SALES

   Vocal did not incur any cost-of-sales related expenses in the current period.


GENERAL AND ADMINISTRATIVE EXPENSES

   Total general and administrative expense for the three months ending September 30, 2001 was $127,321 compared to $6,307 for the inception period ending September 30, 2000. For the nine months ending September 30, 2001, total general and administrative expense was $531,539 compared to $6,307 for the inception period ending September 30, 2000. This represents an increase of $525,232 in current-year general and administrative expense over the same nine-month period for the previous year. Vocal commenced operations on July 14, 2000, and consequently, incurred general and administrative expense for only three of the nine months in the previous year. Significant components of Vocals general and administrative expenses for the three and nine month periods ending September 30, 2001 are broken out as follows:


                     THREE MONTHS ENDING SEPTEMBER 30, 2001

      -  Approximately $96,000 or 75% was incurred for administrative salaries.

      -  Approximately $19,000 or 15% was incurred for amortization expense.

      -  Approximately $17,000 or 13% was incurred for sales salaries.

      -  Approximately $8,000 or 6% was incurred for accounting and filing fees.

      -  Approximately $(14,000) or -11% was credited for legal fees.


                      NINE MONTHS ENDING SEPTEMBER 30, 2001

      -  Approximately $284,000 or 54% was incurred for administrative salaries.

      -  Approximately $94,000 or 18% was incurred for amortization expense.

      -  Approximately $43,000 or 8% was incurred for legal fees.

      - Approximately $42,000 or 8% was incurred for accounting and filing fees.

      -  Approximately $28,000 or 5% was incurred for sales salaries.

OTHER INCOME AND EXPENSE

   Total other expense for the three months ending September 30, 2001 was $103 compared to $65 for the inception period ending September 30, 2000. For the nine months ending September 30, 2001, total other expense was $23,133 compared to $65 for the inception period ending September 30, 2000, an increase of $23,068. Essentially the entire amount is comprised of $22,391 resulting from the write-off of the unamortized portion of the HearMe licenses at June 30, 2001. We had previously licensed technology from HearMe, a VoIP technology provider; however, we determined during the quarter that the HearMe technology platform being used by us did not offer the flexibility and scalability required for our products and services. Furthermore, on July 30, 2001, HearMe indicated that they would cease operations altogether.

NET LOSS

   Our net loss for the three months ending September 30, 2001 was $127,423 compared to $6,372 for the inception period ending September 30, 2000. For the nine months ending September 30, 2001, our net loss was $554,672 compared to $6,372 for the inception period ending September 30, 2000, an increase of $548,300. Vocal commenced operations on July 14, 2000, and consequently, incurred general and administrative expense for only three of the nine months in the previous year. Vocal is a development stage entity and to date, we have not generated any revenues. During the second quarter, we did complete the final development of two of our products, VocalCAST and Audio Update, and we commenced sales activities with regards to these two products. Additionally, Vocal signed agreements with two of our strategic business partners allowing them and their network of resellers to include our products and services in their suite of e-marketing solutions.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception in July 2000, we have financed our operations primarily through the private placement of Vocal's common stock. Vocal intends to continue to raise capital via private placements in accordance with Regulation S and Regulation D, Rule 506 of the Securities Act of 1933. Additionally, we are currently working on obtaining a mezzanine round of financing; and, we also anticipate a public offering of Vocal's common stock early next year. At September 30, 2001, our principal source of liquidity was approximately $963 in cash compared with approximately $117,000 in cash at December 31, 2000.

   Contingent upon Vocal obtaining a mezzanine round of financing, we believe will have the financial resources and products necessary to generate sufficient capital to meet our anticipated business needs, including capital expenditures and strategic operating programs, through the current year. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek additional capital by selling additional equity or through debt financing. Depending on market conditions, we may consider alternative financing methods even if our financial resources are adequate to meet our anticipated business requirements. Additionally, any proposed financing may not be available on terms acceptable to us or at all; and, the sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

   Vocal Communications, Inc. was not involved in any legal proceedings during the period covered by this filing.


ITEM 2.  CHANGES IN SECURITIES

   Item not applicable

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

   Item not applicable

ITEM 4.  OTHER INFORMATION

   Item not applicable

ITEM 5.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                              INCORPORATED BY REFERENCE
                                              -------------------------
                                                 FILE       EXHIBIT      FILING
                                                 ----       -------      ------
         EXHIBIT DESCRIPTION          FORM      NUMBER      NUMBER        DATE
         -------------------          ----      ------      -------      ------
No such filings were made during the
period  covered by this filing


   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

   DATE:  NOVEMBER 12, 2001               VOCAL COMMUNICATIONS, INC.


                                          By:  /S/  C. Austin Burrell
                                             -----------------------------------
                                                    C. Austin Burrell
                                               Chairman, President and CEO